Form 10QSB
period 2000-06-30
2THEMAX COM INC
filed 2000-09-14
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                          FORM 10-QSB

         [X]Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



                           2TheMax.Com, Inc.
    (Exact name of registrant as it appears in its charter)

                  NEVADA                    88-0458906
       (State or jurisdiction of        (I.R.S. Employer
      incorporation or organization)   Identification No.)

        6200 West Lanning Lane, Las Vegas, Nevada 89108
              (Address of Principal Executive Office)

Registrant's telephone number, including area code:    (702)-562-7551

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X         No

At the end of the quarter ending June 30, 2000 there were 1,500,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

See attached.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

Results of Operations

The Company has had no operations during this quarter.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports.

See attached Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2TheMax.Com, Inc.

By: /S/ Catherine S. Ratelle
        Catherine S. Ratelle, President




                       2THEMAX.COM, INC.

                      FINANCIAL STATEMENT

                         JUNE 30, 2000

                          2THEMAX.COM, INC.
                           BALANCE SHEET
                           JUNE 30, 2000




ASSETS                                                $             -


LIABILITIES                                                         -

CAPITAL
  Subscription of Stock Receivable                       (     1,500)
  Common Stock, $.001 par value; 25,000,000 shares
    authorized, 1,500,000 shares issued and outstanding         1,500
    Total Capital                                        ------------

    TOTAL CAPITAL AND LIABILITIES                     $             -





























The accompanying note is an integral part of the financial statement.

                           2THEMAX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2000




NOTE 1 - NATURE OF OPERATIONS

     2TheMax.Com, Inc. was incorporated on April 20, 2000 in the State of Nevada. The Corporation's principal business activity has not been determined.