Form 10QSB
period 2000-09-30
2THEMAX COM INC
filed 2000-11-14
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC 20549

                         FORM 10-QSB

       [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      2THEMAX.COM, INC.
   (Exact name of registrant as it appears in its charter)

                            000-30551
                    (Commission File Number)

         NEVADA                            88-0458906
(State or jurisdiction of             (I.R.S. Employer
Incorporation or organization)         Identification No.)

        6200 West Lanning Lane, Las Vegas, Nevada 89108
            (Address of Principal Executive Office)

                         (702) 562-7551
         Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X         No

At the end of the quarter ending September 30, 2000 there were 1,500,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                  PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

See attached Exhibit 1

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

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports.

Unaudited Financial Statements as of September 30, 2000.

                           2THEMAX.COM, INC.

                         FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000

                             2THEMAX.COM, INC.
                               BALANCE SHEET





                                            September 30,2000
                                                (unaudited)


ASSETS                                           $      -
                                                 =========

LIABILITIES AND STOCKHOLDER'S EQUITY

  Liabilities                                    $      -
                                                 ---------

STOCKHOLDER'S EQUITY

  Common stock, $0.001 par value;
    25,000,000 shares authorized,
    1,500,000 shares issued and
    outstanding                                    1,500
Subscription of Stock Receivable                  (1,500)
                                                ---------
     Total stockholder's equity                        -
                                                ---------

Total liabilities and stockholder's
Equity                                          $      -
                                                =========















The accompanying notes are an integral part of these financial statements.

                              2THEMAX.COM, INC.
                           STATEMENT OF OPERATIONS



                                                            April 20, 2000
                                       July 1, 2000 to      (inception) to
                                     September 30, 2000   September 30, 2000
                                     ---------------------------------------
                                        (unaudited)           (unaudited)

Revenue                                  $       -            $          -

General and administrative expenses              -                   1,500
                                         ----------            ------------

Loss from operations before
provision for income taxes                       -                   (1,500)

Provision for income taxes                       -                        -
                                         ----------             ------------

Net loss                                $        -             $     (1,500)
                                        ===========            =============

Net loss per share -
 basic and diluted                      $        -             $          -
                                        ===========            =============

Weighted average number of common
Shares outstanding                       1,500,000                1,500,000
                                        ===========            =============












The accompanying notes are an integral part of these financial statements.

                        2THEMAX.COM, INC.
               STATEMENT OF STOCKHOLDER'S EQUITY
        APRIL 20, 2000 (INCEPTION) TO SEPTEMBER 30, 2000
                          (UNAUDITED)

                                                    Deficit
                                                    Accumulated
                                                    During the
                             Common Stock           Development
                           Shares       Amount      Stage              Total
                       ----------------     ---------     ------


Balance, April 20, 2000           -   $       -      $         -     $     -

Issuance of shares for
Services - April 20,
2000                      1,500,000       1,500                -       1,500

Net Loss                          -           -       (   1,500)     ( 1,500)
                          ---------    --------       ----------     --------

Balance, September
30, 2000                  1,500,000    $  1,500       $(  1,500)    $      -
                          =========     =======        =========     =======
















The accompanying notes are an integral part of these financial statements.

                      2THEMAX.COM, INC.
                    STATEMENT OF CASH FLOWS
         APRIL 20, 2000 (INCEPTION) TO SEPTEMBER 30, 2000
                          (UNAUDITED)




CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                 $     (1,500)
     Stock issued for services                       1,500
                                               ------------
NET CASH USED IN OPERATING ACTIVITIES                    -
                                               ------------

CASH AND CASH EQUIVALENTS - April 20, 2000               -

CASH AND CASH EQUIVALENTS - September 30, 2000 $         -
                                                ===========


SUPPLEMENTAL INFORMATION:

During the initial period April 20 to September 30, 2000, the Company paid no cash for interest or income taxes.

















The accompanying notes are an integral part of these financial statements.

                           2THEMAX.COM, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000

NOTE 1 -   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

Nature of Operations

2THEMAX.COM, INC. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on April 20, 2000.

Unaudited Information

In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the Company's balance sheet, results of operations and cash flows for the periods presented. The results of the operations for the period ended September 30, 2000 may not be indicative of the total results for the full year.

Use of Estimate

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.
As of September 30, 2000, the Company has no securities that would effect loss per share if they were to be dilutive.

                             2THEMAX.COM, INC.
                        NOTES TO FINANCIAL STATEMENT
                            SEPTEMBER 30, 2000

NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

NOTE 2 -  INCOME TAXES

The components of the provision for income taxes for the period from April 20, 2000 (inception) to September 30, 2000, are as follows:

Current Tax Expense
   U.S. Federal                            $           -
   State and Local                                     -
       Total Current                                   -

Deferred Tax Expense
   U.S. Federal                                        -
   State and Local                                     -
       Total Deferred                                  -

Total Tax Provision (Benefit) from
Continuing Operations                      $           -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate                              34.0 %
Effect of Valuation Allowance                    (   34.0)%
Effective Income Tax Rate                             0.0 %

At September 30, 2000, the Company had net carryforward losses of $1,500. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.












                                2THEMAX.COM, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2000



NOTE 2 -    INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 are as follows:

Deferred Tax Assets
Loss Carryforward                     $     500
Less:  Valuation Allowance            (     500)
Net Deferred Tax Assets               $       -

Net operating loss carryforwards expire in 2020.

NOTE 3 -   COMMON STOCK

On April 20, 2000, the Company issued 1,500,000 shares of common stock for services valued at $1,500.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 12, 2000         2THEMAX.COM, INC.



                                   By: /s/ Catherine S. Ratelle
                                           Catherine S. Ratelle, President