Form 10KSB
period 2000-12-31
2THEMAX COM INC
filed 2001-04-24
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB
Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO N/A


                                 2THEMAX.COM, INC.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                88-0433886
            ------                                ----------
       STATE OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


                         6200 West Lanning Lane
                        Las Vegas, Nevada  89108
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

                              (702) 562-7550
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X Yes as to requirement.

As of December 31, 2000, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2000, and currently, the Registrant has outstanding approximately 1,500,000 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000

                                     PART I

Item 1.  Description of Business........................3
Item 2.  Description of Property........................5
Item 3.  Legal Proceedings..............................5
Item 4.  Submission of matters to a Vote of
         Security Holders...............................6


                                     PART II

Item 5.  Market for Registrant's Common Equity &
         Related Stockholders' Matters..................6
Item 6.  Management's Discussion & Analysis of
         Financial Condition & Results of Operations....6
Item 7.  Financial Statements...........................9
Item 8.  Changes in and Disagreements with
         Accountants on Accounting & Financial
         Disclosure....................................10

                                    PART III

Item 9.  Directors & Executive Officers, Promoters
         & Control Persons, Compliance with
         Section 16 (a) of the Exchange Act............10
Item 10. Executive Compensation........................11
Item 11. Security Ownership of Certain Beneficial
         Owners & Management   ........................11
Item 12. Certain Relationships & Related
         Transactions..................................12
Item 13. Exhibits & Reports on Form 8-K................14

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

A.       GENERAL

     2TheMax.Com, Inc. (the "Company") is a Nevada corporation formed on April 20, 2000. Its principal place of business is located at 6200 West Lanning Lane, Las Vegas, Nevada 89108. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

                              Business of Issuer

     The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

EMPLOYEES

     The Company's only employee at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company has no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report. A notice of the completed reorganization, as described above, was mailed to all shareholders of record.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
        MATTERS

                               Market Information

     To the knowledge of current management, there is no public trading market for the Company's common stock.


                                     Holders

     At December 31, 2000, there was approximately 1 holder of record of the Company's common stock. As of December 31, 2000, there were approximately 1,500,000 shares outstanding.

                                    Dividends

     The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

                                Plan of Operation

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Financial Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.


                           Forward-Looking Statements

     This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Financial Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.





                              Year 2000 Compliance

     At present, the Company only has access to a desktop PC to maintain its rudimentary accounting and check ledger entries. The Company has had this computer reviewed and has determined that it and its software programs are compatible with the change-over in the year 2000 and should not cause a problem.

     The year 2000 (hereafter Y2K) computer compliance problem is primarily based upon the fact that many computers and computer software programs may not be compatible with the year change from 1999 to the year 2000. As a result, many computer programs may fail or lose data as the millennium approaches. The Company has focused its concern on this Y2K problem in three general areas. First, computer programs and related software owned or used by the Company. Secondly, collateral equipment such as potential communication systems and other equipment that relies upon computer based components. Thirdly, Y2K problems which may occur within the industry in which the Company may become involved.

     As noted above, the Company has only access and use of a small desktop PC which is Y2K compatible and therefore, does not believe any further review or remedial work required to be Y2K compliant as to its in-house computer systems. The Company is adopting a policy that any computer system purchased will have to be warranted as Y2K compliant to be acquired by the Company.

     Since the Company has no equipment which is reliant upon computer based systems, it also has determined that it does not have any problem in the second category, but has adopted a policy that any collateral equipment, such as communication systems, that will have computer components will have to have a warranty or certification that they are Y2K compliant to be purchased or leased by the Company in the event of reorganization.

     The Company believes that the foregoing constitutes all reasonable efforts which may be taken and have been taken for Y2K compliance. If necessary the Company will appoint an officer having responsibility for Y2K compliance as part of the Company's due diligence efforts. To date, the Company has not expended any measurable resources on Y2K compliance.


ITEM 7. FINANCIAL STATEMENTS

         See attached financial statements.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT




The Directors and Officers of the Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------
Catherine S. Ratelle          44          President, Secretary, Treasurer
                                          and Director

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Catherine S. Ratelle; President/Secretary/Treasurer/Director

     Ms. Ratelle has over twenty years of experience in business administration and computer networking in both law firm environments as well as private business sector and has held positions. Ms. Ratelle has held positions such as Vice President of Operations of a large development corporation, Corporate Administrator for various Large and Medium size law firms both in Chicago and Las Vegas.

Since April 1999, Ms. Ratelle joined Merchant Resources, Inc. and has turned all her focus, assist and support in developing companies in the technologies and Internet industry. Ms. Ratelle with her vast experience in business is able to assist companies through many challenges of early and on-going stages of growth. From managerial development, Ms. Ratelle offer her background relationships to bring success for management and shareholders alike.

From October 1998 to April 1999, Ms. Ratelle worked with a law firm in developing network solutions for their computer departments, inter-linking their corporate offices, co-developing corporate manuals as well as Network standards and procedure manuals with the law firm of Lorber, Beddoe & Pengilly in Las Vegas and San Diego.

From May 1994 to October 1998, Ms. Ratelle was an intregal part of a management team for a single-family building and development company which after three (3) years became the 42nd largest national home builder. In addition, to the residential building arena, Ms. Ratelle was a factor in the administration and development of two (2) major off-strip casinos, namely, Players Island in Mesquite, Nevada and The Reserve Hotel & Casino in Henderson, Nevada. Through her vast experience, Ms. Ratelle organized and coordinated with the management team to raise over $50 Million in developing these two properties. Ms. Ratelle also was a key member in coordinating with various State and Local government authorities in the development of these facilities.

                    Involvement in Certain Legal Proceedings

         None of the director/officers have been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.





                Compliance With Section 16(a) of the Exchange Act

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).


ITEM 10. EXECUTIVE COMPENSATION

         During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     The following table sets forth each person known to 2TheMax.Com as of December 31, 2000, to be a beneficial owner of five percent (5%) or more of 2TheMax.Com's common stock, by 2TheMax.Com's director individually, and by the 2TheMax.Com director and executive officer. Each person has sole voting and investment power with respect to the shares shown.

                 SECURITY OWNERSHIP OF BENEFICIAL OWNER

Title of Class    Name of         Shares                     Percentage
                  Owner           Beneficially               Ownership
                                  Owned

Common            Catherine S. Ratelle    1,500,000             100%

                  SECURITY OWNERSHIP OF MANAGEMENT

Title of Class   Name of           Amount and Nature       Percent of
                 Benefial Owner    of Beneficial Owner     Class

Common           Catherine S. Ratelle       0                 0

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

     None.


ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

     (a)  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

3.1         Articles of Incorporation      Incorporated by reference to
                                           Exhibit 3.1 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on May 3, 2000



3.2         Bylaws                         Incorporated by reference to
                                           Exhibit 3.2 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on May 3, 2000

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the year ending December 31, 2000.







                                2THEMAX.COM, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2000







































                         INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS OF 2THEMAX.COM, INC.:

We have audited the accompanying balance sheet of 2TheMax.Com, Inc. (A Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholder's equity and cash flows for the period from April 20, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2TheMax.Com, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the period from April 20, 2000 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.





                             MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                             Certified Public Accountants



New York, New York
March 15, 2001















                                2THEMAX.COM, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               DECEMBER 31, 2000







ASSETS                                                     $      -
                                                           ========
LIABILITIES AND STOCKHOLDER'S EQUITY
   Liabilities                                             $      -
                                                           ---------
STOCKHOLDER'S EQUITY
  Common stock, $0.001 par value;
    25,000,000 shares authorized,
    1,500,000 shares issued and outstanding                   1,500
  Additional paid-in capital                                    500
  Deficit accumulated during
    the development stage                                    (2,000)
                                                           ---------
     Total stockholder's equity                                   -
                                                           ---------

       Total liabilities and stockholder's equity          $      -
                                                           =========


















The accompanying notes are an integral part of these financial statements.

                                     2THEMAX.COM, INC.
                               (A Development Stage Company)
                                   STATEMENT OF OPERATIONS
                     APRIL 20, 2000 (INCEPTION) TO DECEMBER 31,2000







Revenue                                               $         -

General and administrative expenses                         2,000
                                                      -----------
Loss from operations before provision
   for income taxes                                        (2,000)

Provision for income taxes                                      -
                                                      ------------

Net loss                                              $    (2,000)
                                                      ============
Net loss per share - basic and diluted                $         -
                                                      ------------
Weighted average number of common shares
   outstanding                                          1,500,000
                                                      ============



















The accompanying notes are an integral part of these financial statements.

                                    2THEMAX.COM, INC.
                              (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S EQUITY
                   APRIL 20, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                                           Deficit
                                                           Accumulated
                                               Additional  During the
                            Common Stock       Paid-in     Development
                           Shares    Amount    Capital     Stage        Total
Balance, April 20, 2000           -  $     -   $       -   $       -   $    -

Issuance of shares for
  services-April 20, 2000  1,500,000   1,500           -           -    1,500

Expenses paid by
   shareholder                     -       -         500           -      500

Net loss                           -       -           -      (2,000) (2,000)
                           ---------  -------   ---------  ---------- -------
Balance,
  December 31, 2000        1,500,000  $ 1,500   $     500  $  (2,000) $     -
                           =========  =======   =========  ========== =======





















The accompanying notes are an integral part of these financial statements.

                                2THEMAX.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 APRIL 20, 2000 (INCEPTION) TO DECEMBER 31, 2000












CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                             $      (2,000)
    Stock issued for services                                    1,500
    Expenses paid by shareholder                                   500
                                                         --------------
NET CASH USED IN OPERATING ACTIVITIES                                -

CASH AND CASH EQUIVALENTS - April 20, 2000                           -
                                                          -------------

CASH AND CASH EQUIVALENTS - December 31, 2000             $          -

    SUPPLEMENTAL INFORMATION:
      During the initial period April 20 to December 31, 2000, the Company paid no cash for interest or income taxes.
















The accompanying notes are an integral part of these financial statements.

                                      2THEMAX.COM, INC.
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                                      DECEMBER 31, 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Operations

2TheMax.Com, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on April 20, 2000.

Use of Estimates

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

Cash and Cash Equivalents

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

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.
As of December 31, 2000, the Company has no securities that would effect loss per share if they were to be dilutive.

                                  2THEMAX.COM, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2000



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

NOTE 2 - INCOME TAXES

The components of the provision for income taxes for the period from April 20, 2000 (inception) to December 31, 2000, are as follows:

                       Current Tax Expense
                         U.S. Federal                  $           -
                         State and Local                           -
                       Total Current                               -

                       Deferred Tax Expense
                         U.S. Federal                              -
                         State and Local                           -
                       Total Deferred                              -

                       Total Tax Provision (Benefit)
                         from Continuing Operations     $          -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

      Federal Income Tax Rate             34.0%
      Effect of Valuation Allowance    (  34.0)%
      Effective Income Tax Rate            0.0%

At December 31, 2000, the Company had net carryforward losses of $2,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                                2THEMAX.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



NOTE 2 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 are as follows:

         Deferred Tax Assets
            Loss Carryforwards             $       700

            Less:  Valuation Allowance      (      700)
            Net Deferred Tax Assets        $         -

Net operating loss carryforwards expire in 2020.

NOTE 3 -	COMMON STOCK

On April 20, 2000, the Company issued 1,500,000 shares of common stock for services valued at $1,500.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 2THEMAX.COM


Dated:  April 24, 2001         By: /s/ Catherine S. Ratelle
                                       Catherine S. Ratelle, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                 TITLE                          DATE


/s/ Catherine S. Ratelle        President, Treasurer,      April 24, 2001
    Catherine S. Ratelle        Secretary and Director