Form 10KSB/A
period 2000-12-31
2THEMAX COM INC
filed 2001-04-25
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB/A
Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO N/A


                                 2THEMAX.COM, INC.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                88-0458906
            ------                                ----------
       STATE OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


                         6200 West Lanning Lane
                        Las Vegas, Nevada  89108
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