Form 10QSB
period 2001-03-30
2THEMAX COM INC
filed 2001-06-07
CIK 1113243

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

At the end of the quarter ending March 30, 2001 there were 1,500,000 issued and outstanding shares of the registrants common stock.

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

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports.

Unaudited Financial Statements as of March 30, 2001.


































                           2THEMAX.COM, INC.

                         FINANCIAL STATEMENTS

                            MARCH 31, 2001





































                             2THEMAX.COM, INC.
                       (A Development Stage Company)
                               BALANCE SHEET





                                     March 30, 2001    Dec. 31, 2000
                                     --------------    -------------
                                       (unaudited)


ASSETS                                  $      -          $       -
                                        =========         ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

  Liabilities                            $      -         $       -
                                         ---------        ----------

STOCKHOLDER'S EQUITY

  Common stock, $0.001 par value;
    25,000,000 shares authorized,
    1,500,000 shares issued and
    outstanding                             1,500             1,500
Additional paid-in capital                  1,000               500
Deficit accumulated during the
   development stage                       (2,500)           (2,500)
                                         ---------          --------
     Total stockholder's equity                 -                 -
                                         ---------          --------

Total liabilities and stockholder's
Equity                                   $      -           $     -
                                         =========          ========











The accompanying notes are an integral part of these financial statements.






                              2THEMAX.COM, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS



                                      Three Months     April 20, 20001
                                          Ended           (inception)
                                     March 31, 2001    March 31, 2001
                                     --------------------------------
                                        (unaudited)      (unaudited)

Revenue                               $       -          $        -

General and administrative expenses         500               2,500
                                      ----------         -----------

Loss from operations before
provision for income taxes                 (500)             (2,500)

Provision for income taxes            $       -         $         -
                                      ----------        ------------

Net loss                              $    (500)        $    (2,500)
                                      ===========       =============

Net loss per share -
 basic and diluted                    $       -         $         -
                                      ===========       =============

Weighted average number of common
Shares outstanding                     1,500,000           1,500,000
                                      ===========       =============













The accompanying notes are an integral part of these financial statements.










                       2THEMAX.COM, INC.
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS




                                      Three Months     April 20, 2000
                                          Ended        (inception) to
                                     March 31, 2001    March 31, 2001
                                     --------------    ---------------
                                        (Unaudited)      (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                             $    (500)     $     (2,500)
   Stock issued for services                    -             1,500
   Expense paid by shareholder                500             1,000
                                        ----------     -------------
NET CASH USED IN OPERATING ACTIVITIES           -                 -

CASH AND CASH EQUIVALENTS -
   beginning of period                          -                 -
                                        ----------     -------------
CASH AND CASH EQUIVALENTS -
   March 31, 2001                       $       -      $          -
                                        ==========     =============


SUPPLEMENTAL INFORMATION:

During the initial period April 20, 2000 (inception) to March 31, 2001, the Company paid no cash for interest or income taxes.














The accompanying notes are an integral part of these financial statements.







                          2THEMAX.COM, INC.
                  (A Development Stage Company)
               STATEMENT OF STOCKHOLDER'S EQUITY
         APRIL 20, 2000 (INCEPTION) TO MARCH 31, 2001


                                                        Deficit
                                                        Accumulated
                                           Additional   During the
                        Common Stock       Paid-in      Development
                     Shares       Amount   Capital      Stage            Total
                     -------------------   ----------   -----------    ---------

Balance,
 April 20, 2000              -   $      -   $       -    $       -      $     -

Issuance of shares
 for services -
 April 20, 2000      1,500,000      1,500           -            -        1,500

Expenses paid
 by shareholder              -          -         500            -          500

Net Loss                     -          -           -       (2,000)      (2,000)
                     ---------   --------   ---------    ----------    ---------

Balance,
 Dec. 31, 2000       1,500,000   $  1,500   $     500    $  (2,000)    $      -

Expenses paid by
 shareholder
 (unaudited)                 -          -         500            -          500

Net Loss (unaudited)         -          -           -         (500)        (500)
                     ---------   --------   ---------    ----------    ---------

Balance,
 March 30, 2001     1,500,000    $  1,500   $   1,000    $  (2,500)    $   (500)
                    =========    ========   =========    ==========    =========






The accompanying notes are an integral part of these financial statements.






                             2THEMAX.COM, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001

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


Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission.
Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.






















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 7, 2001              2THEMAX.COM, INC.



                                  By: /s/ Catherine S. Ratelle
                                          Catherine S. Ratelle, President