Form 10QSB
period 2001-09-30
2THEMAX COM INC
filed 2001-11-15
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC 20549

                         FORM 10-QSB

       [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      2THEMAX.COM, INC.
   (Exact name of registrant as it appears in its charter)

                            000-30551
                    (Commission File Number)


         NEVADA                            88-0458906
(State or jurisdiction of             (I.R.S. Employer
Incorporation or organization)         Identification No.)


        3216 North Bishop Pine Street, Las Vegas, Nevada  89129
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


At the end of the quarter ending September 30, 2001 there were 1,500,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                          PART I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


















                           2THEMAX.COM, INC.
                         FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001































                             2THEMAX.COM, INC.
                       (A Development Stage Company)
                               BALANCE SHEET




                                     September 30, 2001       Dec. 31, 2000
                                     ------------------       -------------
                                       (Unaudited)

ASSETS                                  $      -              $       -
                                        =========             ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

  Liabilities                            $      -             $       -
                                         ---------            ----------

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

                                              2THEMAX.COM, INC.
                                       (A Development Stage Company)
                                           STATEMENT OF OPERATIONS




                                          Nine Months             Three Months        April 20, 2000
                                       Ended Sept. 30,           Ended Sept. 30,      (inception)
                                      2001         2000         2001        2000      Sept. 30, 2001
                                   -----------  -----------  -----------  ----------- --------------
                                   (unaudited)  (unaudited)  (unaudited)  (unaudited)  (unaudited)


Revenue                              $      -    $       -     $      -     $      -     $      -

General and administrative expenses       800        2,000          300        2,000        2,800
                                     ---------   ----------    ---------    ---------    ---------

Loss from operations before
provision for income taxes               (800)      (2,000)        (300)      (2,000)      (2,800)

Provision for income taxes                  -            -
                                      --------   ----------    ---------    ---------    ---------

Net loss                              $   (800)   $  (2,000)   $    (300)    $ (2,000)   $ (2,800)
                                      =========   ==========   ==========    =========   =========

Net loss per share -
 basic and diluted                    $      -    $       -    $       -     $      -    $      -
                                      =========   ==========   ==========    =========   =========

Weighted average number of common
Shares outstanding                    1,500,000    1,500,000    1,500,000    1,500,000   1,500,000
                                      =========    =========    =========    =========   =========
















The accompanying notes are an integral part of these financial statements.

                            2THEMAX.COM, INC.
                     (A Development Stage Company)
                        STATEMENT OF CASH FLOWS



                                              Nine Months         April 20, 2000
                                            Ended  Sept. 30,     (inception) to
                                        2001            2000      Sept. 30, 2001
                                    -------------  -------------  --------------
                                     (Unaudited)    (Unaudited)     (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                           $    (800)     $   (2,000)     $  (2,800)
   Stock issued for services                  -           1,500          1,500
   Expense paid by shareholder              800             500          1,300
                                      ----------     -----------     ----------
NET CASH USED IN OPERATING ACTIVITIES         -               -              -

CASH AND CASH EQUIVALENTS -
   beginning of period                        -               -              -
                                       ---------     -----------     ----------

CASH AND CASH EQUIVALENTS -
   Sept. 30, 2001                      $      -      $        -      $       -
                                       =========     ===========     ==========



SUPPLEMENTAL INFORMATION:

During the initial period April 20, 2000 (inception) to September 30, 2001, the
Company paid no cash for interest or income taxes.










The accompanying notes are an integral part of these financial statements.

                                  2THEMAX.COM, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                   APRIL 20, 2000 (INCEPTION) TO SEPTEMBER 30, 2001


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

Balance,
 September 30, 2001
  (unaudited)       1,500,000   $  1,500   $   1,300    $  (2,800)    $      -
                    =========   ========   =========    ==========    =========




The accompanying notes are an integral part of these financial statements.

                             2THEMAX.COM, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001

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


Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission.
Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 15, 2001              2THEMAX.COM, INC.


                                  By: /s/ Catherine S. Ratelle
                                          Catherine S. Ratelle, President