Form 10KSB
period 2001-12-31
2THEMAX COM INC
filed 2002-04-22
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2001

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

As of December 31, 2001, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the
Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2001, and currently, the Registrant has outstanding approximately 1,500,000 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appear on page 14.


TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2001

PART I

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


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

Holders

At December 31, 2001, there was approximately one (1) holder of record of the Company's common stock. As of December 31, 2001, there were approximately 1,500,000 shares outstanding.

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

ITEM 7. FINANCIAL STATEMENTS

See attached audited financial statements.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS,

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name Age Positions and Offices Held

Catherine S. Ratelle 45 President, Secretary, Treasurer and Director

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

Since April 1999, turned all her focus, assist and support in developing companies in the technologies and Internet industry. Ms. Ratelle with her vast experience in business is able to assist companies through many challenges of early and on-going stages of growth. From managerial development, Ms. Ratelle offer her background relationships to bring success for management and shareholders alike.

From October 1998 to April 1999, Ms. Ratelle worked with a law firm in developing network solutions for their computer departments, inter-linking their corporate offices, co-developing corporate manuals as well as Network standards and procedure manuals.

From May 1994 to October 1998, Ms. Ratelle was an intregal part of a management team for a single-family building and development company which after three (3) years became the 42nd largest national home builder. In addition, to the residential building arena, Ms. Ratelle was a factor in the administration and development of two (2) major off-strip casinos.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to 2TheMax.Com as of December 31, 2001, to be a beneficial owner of five percent (5%) or more of 2TheMax.Com's common stock, by 2TheMax.Com's director individually, and by the 2TheMax.Com director and executive officer. Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNER

Title of Class Name of Shares Percentage

Owner Beneficially Ownership

Owned

Common None 0 0%

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class Name of Amount and Nature Percent of

Beneficial Owner of Beneficial Owner Class

Common None 0 0%

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

(a) EXHIBITS.

EXHIBIT

NUMBER DESCRIPTION LOCATION

3.1 Articles of Incorporation Incorporated by reference to

Exhibit 3.1 to the Registrant's

Form 10-SB Registration

Statement filed on May 3, 2000

3.2 Bylaws Incorporated by reference to

Exhibit 3.2 to the Registrant's

Form 10-SB Registration

Statement filed on May 3, 2000

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the year ending December 31, 2001.

2THEMAX.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2001AND 2000

2THEMAX.COM, INC.

(A Development Stage Company)

INDEX

Independent auditors' report 1

Balance sheets 2

Statements of operations 3

Statement of stockholders' equity 4

Statements of cash flows 5

Notes to financial statements 6 - 8

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF 2THEMAX.COM, INC.:

We have audited the accompanying balance sheets of 2TheMax.Com, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholder's equity and cash flows for the year ended December 31, 2001, for the period from April 20, 2000 (inception) to December 31, 2000, and for the period from April 20, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2TheMax.Com, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, for the period from April 20, 2000 (inception) to December 31, 2000, and for the period from April 20, 2000 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.

Certified Public Accountants

New York, New York

April 12, 2002

2THEMAX.COM, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities	$ -	$ -

STOCKHOLDER'S EQUITY
Common stock, $0.001 par value;
25,000,000 shares authorized,
1,500,000 shares issued and outstanding	1,500	1,500
Additional paid-in capital	1,000	500
Deficit accumulated during
the development stage	(2,500)	(2,000)
Total stockholder's equity	-	-

Total liabilities and stockholder's equity	$ -	$ -

The accompanying notes are an integral part of these financial statements.

2THEMAX.COM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

		April 20, 2000	April 20, 2000
	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2001	2000	2001

Revenue	$ -	$ -	$ -

General and administrative expenses	500	2,000	2,500

Loss from operations before provision
for income taxes	(500)	(2,000)	(2,500)

Provision for income taxes	-	-	-

Net loss	$ (500)	$ (2,000)	$ (2,500)

Net loss per share - basic and diluted	$ -	$ -	$ -

Weighted average number of common
shares outstanding	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

2THEMAX.COM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the	April 20, 2000	April 20, 2000
	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2001	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (500)	$ (2,000)	$ (2,500)
Stock issued for services	-	1,500	1,500
Expenses paid by shareholder	500	500	1,000
NET CASH USED IN OPERATING ACTIVITIES	-	-	-

CASH AND CASH EQUIVALENTS
- April 20, 2000	-	-	-

CASH AND CASH EQUIVALENTS
- December 31, 2000	$ -	$ -	$ -

SUPPLEMENTAL INFORMATION:

During the initial period April 20 to March 31, 2001, the Company paid no cash for interest or income taxes.

The accompanying notes are an integral part of these financial statements.

2THEMAX.COM, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

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

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company had no securities that would effect loss per share if they were to be dilutive.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

2THEMAX.COM, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 2 - INCOME TAXES

The components of the provision for income taxes for the period from April 20, 2000 (inception) to December 31, 2001 are as follows:

Current Tax Expense

U.S. Federal $ -
State and Local -

Total Current -

Deferred Tax Expense

U.S. Federal -

State and Local -

Total Deferred -

Total Tax Provision (Benefit) from

Continuing Operations $ -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate 34.0%

Effect of Valuation Allowance (34.0)%

Effective Income Tax Rate 0.0%

At December 31, 2001, the Company had net carryforward losses of $2,500. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:

Deferred Tax Assets

Loss Carryforwards $ 850

Less: Valuation Allowance (850)

Net Deferred Tax Assets $ -

Net operating loss carryforwards expire in 2021.

2THEMAX.COM, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 3 - COMMON STOCK

The Company issued 1,500,000 shares of common stock for services valued at $1,500.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities.

During 2000, a stockholder paid expenses of $500. The amount due to the stockholder was recorded as additional paid-in capital.

During 2001, a stockholder paid expenses of $500. The amount due to the stockholder was recorded as additional paid-in capital.

2THEMAX.COM, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY

Deficit

Accumulated

Additional During the

Common Stock Paid-in Development

Shares Amount Capital Stage Total

Balance, April 20, 2000 - $ - $ - $ - $ -

Issuance of shares for services - April 20, 2000 1,500,000 1,500 - - 1,500

Expenses paid by stockholder - - 500 - 500

Net loss - - - (2,000) (2,000)

Balance, December 31, 2000 1,500,000 1,500 500 (2,000) -

Expenses paid by stockholder - - 500 - 500

Net loss - - - (500) (500)

Balance, December 31, 2001 1,500,000 $ 1,500 $ 500 $(2,500) $ -

The accompanying notes are an integral part of these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

2THEMAX.COM

Dated: April 22, 2002 By: /s/ Catherine S. Ratelle

Catherine S. Ratelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE TITLE DATE

By:/s/Catherine S. Ratelle President, Treasurer, April 22, 2002

Catherine S. Ratelle Secretary and Director