Form 10QSB
period 2002-03-31
2THEMAX COM INC
filed 2002-05-21
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

2THEMAX.COM, INC.

(Exact name of registrant as it appears in its charter)

000-30551

(Commission File Number)

NEVADA	88-0458906
(State or jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3216 North Bishop Pine Street, Las Vegas, Nevada 89129

(Address of Principal Executive Office)

(702) 562-7550

Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (b) of the Act: Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending March 31, 2002 there were 1,500,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The Unaudited financial statements for the period ending March 31, 2002.

2THEMAX.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2002


2THEMAX.COM, INC.

(A Development Stage Company)

BALANCE SHEET

	March 31, 2002 (Unaudited)	December 31, 2001

ASSETS	$ 0 ==========	$ - ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expense	$ 400 -----------------	$ - --------------
STOCKHOLDER'S EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized, 1,500,000 shares issued and outstanding

	1,500	1,500
Additional paid-in capital	2,550	2,550
the development stage	(4,450) ---------------	(4,050) --------------
Total stockholder's equity	(400) ---------------	- --------------
Total liabilities and stockholder's equity	$ - ==========	$ - =========

The accompanying notes are an integral part of these financial statements.


2THEMAX.COM, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	April 20, 2000 (Inception) March 31, 2002
Revenue	$ -	$ -	$ -
General and administrative expenses	400 ----------------	500 ----------------	4,450 ----------------
Loss from operations before provision for income taxes	(400)	(500)	(4,450)
Provision for income taxes	- ----------------	- -----------------	- ----------------
Net loss	$ (400) ==========	$ (500) ==========	$ (4,450) ==========
Net loss per share - basic and diluted	$ - ==========	$ - ==========	$ - ==========
Weighted average number of common shares outstanding
	1,500,000 ==========	1,500,000 ==========	1,500,000 ==========

The accompanying notes are an integral part of these financial statements.


2THEMAX.COM, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	April 20, 2000 (Inception) to March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (400)	$ (500)	$ (4,450)
Stock issued for services	-	-	1,500
Accrued expense	400	-	400
Expenses paid by shareholder	- ---------------	500 -----------------	2,550 ------------------
NET CASH USED IN OPERATING ACTIVITIES	-	-	-
CASH AND CASH EQUIVALENTS - beginning of period	- -------------------	- --------------------	- --------------------
CASH AND CASH EQUIVALENTS - March 31	$ - =============	$ - ============	$ - =============

SUPPLEMENTAL INFORMATION:

During the period April 20, 2000 (inception) to March 31, 2002, the Company paid no cash for interest or income taxes.

The accompanying notes are an integral part of these financial statements.


2THEMAX.COM, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY

	Common Shares Amount		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, April 20, 2000	-	$ -	$ -	$ -	$ ```
Issuance of shares for services - April 20, 2000	1,500,000	1,500	-	-	1,500
Expenses paid by stockholder	-	-	500	-	500
Net Loss	- ------------	- ------------	- -------------	(2,000) -------------	(2,000) ------------
Balance, December 31, 2000	1,500,000	1,500	500	(2,000)	-
Expenses paid by stockholder	-	-	2,050	-	2,050
Net loss	- ------------	- ------------	- -------------	(2,050) -------------	(2,050) ------------
Balance, December 31, 2001	1,500,000	1,500	2,550	(4,050)	-
Net loss (unaudited)	- ------------	- ------------	- -------------	(400) -------------	(400) ------------
Balance, March 31, 2002 (unaudited)	1,500,000 =======	$ 1,500 =======	$ 2,550 =======	$ (4,450) =======	$ (400) =======

The accompanying notes are an integral part of these financial statements.


2THEMAX.COM, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

2TheMax.Com, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on April 20, 2000.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.


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
Dated: May 21, 2002	2THEMAX.COM, INC.
By: /s/Catherine S. Ratelle Catherine S. Ratelle, President, Secretary and Treasurer
