Form 10QSB
period 2002-06-30
2THEMAX COM INC
filed 2002-08-15
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                      FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending June 30. 2002


                              2THEMAX.COM, INC.
          (Exact name of registrant as it appears in its charter)


                                  000-30551
                           (Commission File Number)


NEVADA                                             88-0458906
(State or jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


                  3216 Bishop Pine Street, Las Vegas, Nevada 89129
                      (Address of Principal Executive Office)


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


At the end of the quarter ending June 30, 2002 there were 1,500,000 issued and outstanding shares of the registrants common stock.


There is no active market for the registrant's securities.

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

The unaudited financial statements for the period ending June 30, 2002.
















                                 2THEMAX.COM, INC.

                               FINANCIAL STATEMENTS

                      JUNE 30, 2002 and DECEMBER 31, 2001

2THEMAX.COM, INC.
(A Development Stage Company)
BALANCE SHEET




                                     June 30, 2002       Dec. 31, 2001
                                     --------------      -------------
                                       (Unaudited)

ASSETS                                  $      -          $       -
                                        =========         ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued Expenses                      $    400          $       -
                                         ---------        ----------

STOCKHOLDER'S EQUITY

  Common stock, $0.001 par value;
    25,000,000 shares authorized,
    1,500,000 shares issued and
    outstanding                             1,500             1,500
Additional paid-in capital                  2,550             2,550
Deficit accumulated during the
   development stage                       (4,450)           (4,050)
                                         ---------          --------
     Total stockholder's equity              (400)                -
                                         ---------          --------

Total liabilities and stockholder's
Equity                                   $      -           $     -
                                         =========          ========







The accompanying notes are an integral part of these financial statements.

2THEMAX.COM, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(UNUDITED)

                                         Three Months                     Six
Months           April 20, 2000
                                         Ended  June 30,                 Ended
June 30,         (inception)
                                        2002           2001           2002
2001        June 30, 2002
                                   -------------  -------------  -------------
-------------  ---------------
                                    (unaudited)    (unaudited)    (unaudited)
(unaudited)     (unaudited)


Revenue                              $        -    $         -     $        -
$        -     $        -

General and administrative expenses           -            300            400
800          4,450
                                     -----------   ------------    -----------
-----------    -----------

Loss from operations before
provision for income taxes                    -           (300)          (400)
(800)        (4,450)

Provision for income taxes                    -              -              -
-              -
                                      ----------   ------------    -----------
-----------    -----------

Net loss                             $        -    $      (300)   $       (400)
$    (800)    $   (4,450)
                                     ===========   ============   ============
===========    ===========

Net loss per share -
 basic and diluted                   $        -    $         -    $         -
$        -     $        -
                                     ===========   ============   ============
===========    ===========

Weighted average number of common
Shares outstanding                    1,500,000      1,500,000      1,500,000
1,500,000      1,500,000
                                     ===========   ============   ============
===========    ==========








The accompanying notes are an integral part of these financial statements.

2THEMAX.COM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                              Six Months          April 20, 2000
                                            Ended  June 30,       (inception) to
                                        2002            2001       June 30, 2002
                                    -------------  -------------  --------------
                                     (Unaudited)    (Unaudited)     (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                           $    (400)     $     (800)     $  (4,450)
   Stock issued for services                  -               -          1,500
   Accrued Expense                          400               -            400
   Expense paid by shareholder                -             800          2,550
                                      ----------     -----------     ----------
NET CASH USED IN OPERATING ACTIVITIES         -               -              -

CASH AND CASH EQUIVALENTS -
   beginning of period                        -               -              -
                                       ---------     -----------     ----------

CASH AND CASH EQUIVALENTS -
   June 30, 2001                       $      -      $        -      $       -
                                       =========     ===========     ==========


SUPPLEMENTAL INFORMATION:

During the initial period April 20, 2000 (inception) to June 30, 2002, the
Company paid
no cash for interest or income taxes.










The accompanying notes are an integral part of these financial statements.

2THEMAX.COM, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY
APRIL 20, 2000 (INCEPTION) TO JUNE 30, 2002


                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                                 Common Stock       Paid-in      Development
                              Shares       Amount   Capital         Stage
Total
                            ----------------------  -----------  ------------
-----------

Balance,
April 20, 2000                        -    $       -   $        -    $        -
$       -

Issuance of shares
 for services -
 April 20, 2000               1,500,000        1,500            -             -
1,500

Expenses paid
 by shareholder                       -            -          500             -
500

Net Loss                              -            -            -        (2,000)
(2,000)
                             -----------   ----------  -----------   -----------
-    ----------
Balance, Dec. 31, 2000        1,500,000        1,500          500        (2,000)
-

Expenses paid by
 shareholder                          -            -          800             -
800

Net Loss                              -            -            -          (800)
(800)
                             -----------   ----------   ----------    ----------
-    ----------

Balance, June 30, 2001        1,500,000        1,500        1,300        (2,800)
-

Expenses paid by
 shareholder                          -            -        1,250             -
1,250

Net Loss                              -            -            -        (1,250)
(1,250)
                             -----------   ----------   ----------    ----------
-    ----------

Balance, Dec. 31, 2001       1,500,000        1,500         2,550        (4,050)
-

Net Loss (unaudited)                  -            -            -          (400)
(400)
                             -----------   ----------   ----------    ----------
-    ----------

Balance, June 30, 2002
  (unaudited)                  1,500,000   $   1,500    $   2,550     $  (4,450)
$    (400)
                             ===========   =========    ==========    ==========
==========




The accompanying notes are an integral part of these financial statements.

2THEMAX.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002



NOTE 1	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations

2THEMAX.COM, INC. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on April 20, 2000.


Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission.
Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

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

Dated:  August 14, 2002              2THEMAX.COM, INC.


                                  By: /s/ Catherine S. Ratelle
                                          Catherine S. Ratelle, President