Form 10KSB
period 2002-12-31
2THEMAX COM INC
filed 2003-09-17
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2002

OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO N/A

2THEMAX.COM, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	88-0458906
STATE OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

6767 West Tropicana Avenue, Suite 203
Las Vegas, Nevada 89103
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

(702) 595-6201
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

As of December 31, 2002, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2002, and currently, the Registrant has outstanding approximately 1,500,000 shares of common stock ($.001 par value).  An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appear on page 14.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2002

PART I

		Page(s)
Item 1.	Description of Business	3
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of matters to a Vote of Security Holders	3

PART II

Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	3
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	4
Item 7.	Financial Statements	5
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	6

PART III

Item 9.	Directors & Executive Officers, Promoters & Control Persons, Compliance with Section 16 (a) of the Exchange Act	6
Item 10.	Executive Compensation	6
Item 11.	Security Ownership of Certain Beneficial Owners & Management	6
Item 12.	Certain Relationships & Related Transactions	6
Item 13.	Exhibits & Reports on Form 8-K	7

PART I.

ITEM 1.                  DESCRIPTION OF BUSINESS

A.            GENERAL

2TheMax.Com, Inc. (the "Company") is a Nevada corporation formed on April 20, 2000. Its principal place of business is located at 6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103.  The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies.  The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

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

Holders

At December 31, 2002, there was approximately one (1) holder of record of the Company's common stock.  As of December 31, 2002, there were approximately 1,500,000 shares outstanding.

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

ITEM 7.  FINANCIAL STATEMENTS

2THEMAX.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND DECEMBER 31, 2001

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations and Deficit Accumulated During the Development Stage	3
Statement of Changes in Stockholders' Equity	4
Statements of Cash Flows	5
Notes to the Financial Statements	6-7

David E. Coffey,                     6767 West Tropicana Avenue, Suite 216, Las Vegas, Nevada 89103
Certified Public Accountant                            Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of 2TheMax.Com, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of 2TheMax.Com, Inc. (a development stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from April 20, 2000 (date of inception) to December 31, 2002.   These statements are the responsibility of 2TheMax.Com, Inc.'s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the USA.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of 2TheMax.Com, Inc. as of December 31, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from April 20, 2000, in conformity with generally accepted accounting principles in the USA.

The accompanying financial statements have been prepared assuming that the Company will continue is a going concern.  The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada
August 22, 2003

2THEMAX.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS
Cash	$ 0	$ 0
Total Assets	$ 0 =======	$ 0 ========
LIABILITIES & STOCKHOLDERS' EQUITY
Loan from stockholders	$ 400	$ 0
Total Liabilities	400	0
Stockholders' Equity
Common stock, authorized 25,000,000 shares at $.001 par value, issued and outstanding 1,500,000 shares	1,500	1,500
Additional paid-in capital	2,550	2,550
Deficit accumulated during the development stage	(4,450)	(4,050)
Total Stockholders' Equity	(400)	0
Total Liabilities and Stockholders' Equity	$ 0 =======	$ 0 =======

The accompanying notes are an integral part of
these financial statements

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

	Year ending December 31,
	2002 --------------	2001 ------------	From Inception April 20, 200 to Dec. 31, 2002 -----------------
Income	$0	$0	$0
Expenses
General and administrative expenses	400	2,050	4,450
Total expenses	400	2,050	4,450
Net loss	(400)	(2,050)	$(4,450) =======
Retained earnings, beginning of period	(4,050)	(2,000)
Deficit accumulated during the development stage	$(4,450) =======	$(4,050) =======
Earnings ( loss ) per share, assuming dilution: Net loss	$0.00 =======	$0.00 =======	$0.00 =======
Weighted average shares outstanding	1,500,000 =======	1,500,000 =======	1,500,000 =======

The accompanying notes are an integral part of
these financial statements.

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM APRIL 20, 2000 ( Date of Inception ) TO DECEMBER 31, 2002

	Common Stock		Additional Paid-in Capital -----------	Deficit accumulated during the development stage ---------------	Total -----------
	Shares -----------	Amount -----------

Balance, April 0, 2000	0	$0	$0	$0	$0
Issuance of common stock for services, April 20, 2000
	1,500,000	1,500	0	0	1,500
Contribution of additional capital	0	0	500	0	500
Less net loss	0	0	0	(2,000)	(2,000)
Balance, December 31, 2000	1,500,000	1,500	500	(2,000	0
Contribution of additional capital, Less net loss	0	0	2,050	0	2,050
	0	0	0	(2,050)	(2,050)
Balance, December 31, 2001	1,500,000	1,500	2,550	(4,050)	0
Less net loss	0	0	0	(400)	(400)
Balance, December 31, 2002	1,500,000 ========	$1,500 =======	$2,550 =======	$(4,450) ========	$(400) =========

The accompanying notes are an integral part of
these financial statements

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

	Year ending December 31,		From Inception, April 20, 2000, to Dec. 31, 2002 ----------------------
	2002 -----------------------	2001 -----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$(400)	$(2,050	$(4,450)
Adjustments to reconcile net loss to cash used by operating activity Issuance of stock for services
	0	0	1,500
Loans from stockholders	400	0	400
NET CASH PROVIDED BY OPERATING ACTIVITIES
	0	(2,050)	(2,550)
CASH FLOWS USED BY INVESTING ACTIVITIES
	0	0	0
NET CASH USED BY INVESTING ACTIVITIES
	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	0	2,050	2,550
NET CASH PROVIDED BY FINANCING ACTIVITIES
	0	2,050	2,550
NET INCREASE IN CASH	0	0	$0 =======
CASH AT BEGINNING OF PERIOD	0	0
CASH AT END OF PERIOD	$0 =======	$0 =======

SUPPLEMENTAL INFORMATION:

                The Balance Sheet shows $1,500 Common stock, which represents the issue of stock at par value for services.

The accompanying notes are an integral part of
these financial statements.

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on April 20, 2000, under the laws of the State of Nevada.  The business purpose of the Company is to seek merger opportunities with other Companies.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B                 EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the Company has no common shares that re potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE C                 ISSUE OF COMMON COMMON STOCK FOR SERVICES

On April 20, 2000 the Company issued 1,500,000 shares of its common stock at $.001 per share for $1,500.  The sole shareholder provided general and administrative services in organizing the Company.

All of the above shares were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act.

NOTE D                 ADDITIONAL CONTRIBUTED CAPITAL

During 2000 the sole stockholder contributed $500 for working capital.

During 2001 the sole stockholder contributed $2,050 of additional capital to the company to meet its working capital needs.

NOTE E                  LOANS FROM STOCKHOLDERS

During the first quarter of 2002 the sole stockholder loaned the Company $400, without collateral and payable on demand with no interest, to meet its working needs.

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001
(Continued)

NOTE F                  RESCISSION OF COMMON STOCK ISSUANCE

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through December 31, 2002.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

ITEM 8.                  CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING &
                                FINANCIAL DISCLOSURE

Accounting firm of Merdinger, Fruchter, Rosen and Corso, PC was replaced by David E. Coffey, Certified Public Accountant, as filed by Form 8K on September 17, 2003, accession number 0001117768-03-000085.

PART III

ITEM 9.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS,
                                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                                                      Age                        Positions and Offices Held

Catherine S. Ratelle                              47                            President, Secretary, Treasurer and Director

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

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to 2TheMax.Com as of December 31, 2002, to be a beneficial owner of five percent (5%) or more of 2TheMax.Com's common stock, by 2TheMax.Com's director individually, and by the 2TheMax.Com director and executive officer.  Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNER

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Catherine S. Ratelle	1,500,000	100%

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Catherine S. Ratelle	1,500,000	100%

ITEM 12.                CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 13.                EXHIBITS AND REPORTS ON FROM 8-K

(a)           EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference to 3.1 to the Registrant's Form 10-SB Registration
3.2	Bylaws	Incorporated by reference to 3.2 to the Registrant's Form 10-SB Registration

(b)           REPORTS ON FORM 8-K.  No reports on Form 8-K were filed during the year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

2THEMAX.COM, INC.
Dated: September 17, 2003	By: /s/ Catherine S. Ratelle Catherine S. Ratelle, President

I, Catherine S. Ratelle, certify that:

1.             I have reviewed this annual report on Form 10K-SB of 2TheMax.Com, Inc;

2.             Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 17, 2003	By: /s/ Catherine S. Ratelle Catherine S. Ratelle, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Catherine S. Ratelle, state and certify as follows:

The financial statements filed with the report on Form 10-KSB for the period ended December 31, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of 2TheMax.Com, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: September 17, 2003	By: /s/ Catherine S. Ratelle Catherine S. Ratelle, President