Form 10QSB
period 2003-03-03
2THEMAX COM INC
filed 2003-09-19
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]          Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the period ending March 31, 2003

2THEMAX.COM, INC.
(Exact name of registrant as it appears in its charter)

000-30551
(Commission File Number)

NEVADA	88-0458906
(State or jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103
(Address of Principal Executive Office)

(702) 595-6201
Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:  Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.   Yes  X  No

At the end of the quarter ending March 31, 2003 there were 1,500,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

The audited financial statements for the period ending March 31, 2003.

2THEMAX.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2003 and MARCH 31, 2002

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
Las Vegas, Nevada

I have audited the accompanying balance sheets of 2TheMax.Com, Inc. (a development stage company) as of March 31, 2003 and March 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from April 20, 2000 (date of inception) to March 31, 2003.   These statements are the responsibility of 2TheMax.Com, Inc.'s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of 2TheMax.Com, Inc. as of March 31, 2003 and March 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from April 20, 2000, in conformity with generally accepted accounting principles in the USA.

The accompanying financial statements have been prepared assuming that the Company will continue is a going concern.  The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada
August 22, 2003

2THEMAX.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2003	March 31, 2002
ASSETS
Cash	$ 0	$ 0
Total Assets	$ 0 =======	$ 0 ========
LIABILITIES & STOCKHOLDERS' EQUITY
Loan from stockholders	$ 400	$ 0
Total Liabilities	400	0
Stockholders' Equity
Common stock, authorized 25,000,000 shares at $.001 par value, issued and outstanding 1,500,000 shares	1,500	1,500
Additional paid-in capital	2,550	2,550
Deficit accumulated during the development stage	(4,450)	(4,050)
Total Stockholders' Equity	(400)	0
Total Liabilities and Stockholders' Equity	$ 0 =======	$ 0 ========

The accompanying notes are an integral part of
these financial statements

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

	Three months ending March 31,
	2003 --------------	2002 ------------	From Inception April 20, 200 to March 31, 2003 -----------------
Income	$0	$0	$0
Expenses
General and administrative expenses	400	400	4,450
Total expenses	400	400	4,450
Net loss	(400)	(400)	$(4,450) =======
Retained earnings, beginning of period	(4,050)	(4,050)
Deficit accumulated during the development stage	$(4,450) =======	$(4,450) =======
Earnings ( loss ) per share, assuming dilution: Net loss	$0.00 =======	$0.00 =======	$0.00 =======
Weighted average shares outstanding	1,500,000 =======	1,500,000 =======	1,500,000 =======

The accompanying notes are an integral part of
these financial statements.

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM APRIL 20, 2000 ( Date of Inception ) TO MARCH 31, 2003

	Common Stock		Additional Paid-in Capital -----------	Deficit accumulated during the development stage ---------------	Total -----------
	Shares -----------	Amount -----------

Balance, April 0, 2000	0	$0	$0	$0	$0
Issuance of common stock for services, April 20, 2000
	1,500,000	1,500	0	0	1,500
Contribution of additional capital	0	0	500	0	500
Less net loss	0	0	0	(2,000)	(2,000)
Balance, December 31, 2000	1,500,000	1,500	500	(2,000	0
Contribution of additional capital, Less net loss	0	0	2,050	0	2,050
	0	0	0	(2,050)	(2,050)
Balance, December 31, 2001	1,500,000	1,500	2,550	(4,050)	0
Less net loss	0	0	0	(400)	(400)
Balance, December 31, 2002	1,500,000	1,500	2,550	(4,450)	(400)
Less net loss	0	0	0	0	0
Balance, March 31, 2003	1,500,000 ========	$1,500 =======	$2,550 =======	$(4,450) ========	$(400) =========

The accompanying notes are an integral part of
these financial statements

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

	Three months ending March 31,		From Inception, April 20, 2000, to March 31, 2003 ----------------------
	2003 -----------------------	2002 -----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$(400)	$(400)	$(4,450)
Adjustments to reconcile net loss to cash used by operating activity Issuance of stock for services
	0	0	1,500
Loans from stockholders	400	400	400
NET CASH PROVIDED BY OPERATING ACTIVITIES
	0	0	(2,550)
CASH FLOWS USED BY INVESTING ACTIVITIES
	0	0	0
NET CASH USED BY INVESTING ACTIVITIES
	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	0	0	2,550
NET CASH PROVIDED BY FINANCING ACTIVITIES
	0	0	2,550
NET INCREASE IN CASH	0	0	$0 =======
CASH AT BEGINNING OF PERIOD	0	0
CASH AT END OF PERIOD	$0 =======	$0 =======

SUPPLEMENTAL INFORMATION:

                The Balance Sheet shows $1,500 Common stock, which represents the issue of stock at par value for services.

The accompanying notes are an integral part of
these financial statements.

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2003 AND MARCH 31, 2002

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

NOTE C                 ISSUE OF COMMON STOCK FOR SERVICES

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

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2003 AND MARCH 31, 2002
(Continued)

NOTE F                  RESCISSION OF COMMON STOCK ISSUANCE

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through March 31, 2003.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

2THEMAX.COM, INC.
Dated: September 18, 2003	By: /s/ Catherine S. Ratelle Catherine S. Ratelle, President

I, Catherine S. Ratelle, certify that:

1.             I have reviewed this quarterly report on Form 10Q-SB of 2TheMax.Com, Inc;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 18, 2003	By: /s/ Catherine S. Ratelle Catherine S. Ratelle, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Catherine S. Ratelle, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of 2TheMax.Com, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: September 18, 2003	By: /s/ Catherine S. Ratelle Catherine S. Ratelle, President