Form 10QSB
period 2003-06-30
2THEMAX COM INC
filed 2003-09-19
CIK 1113243

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]                Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the period ending June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.   Yes  X  No

At the end of the quarter ending June 30, 2003 there were 1,500,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

The audited financial statements for the period ending June 30, 2003.

2THEMAX.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2003 and JUNE 30, 2002

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
Las Vegas, Nevada

I have audited the accompanying balance sheets of 2TheMax.Com, Inc. (a development stage company) as of June 30, 2003 and June 30, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from April 20, 2000 (date of inception) to June 30, 2003.   These statements are the responsibility of 2TheMax.Com, Inc.'s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of 2TheMax.Com, Inc. as of June 30, 2003 and June 30, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from April 20, 2000, in conformity with generally accepted accounting principles in the USA.

The accompanying financial statements have been prepared assuming that the Company will continue is a going concern.  The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C. P. A.
Las Vegas, Nevada
August 22, 2003

2THEMAX.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2003	June 30, 2002
ASSETS
Cash	$ 0	$ 0
Total Assets	$ 0 =======	$ 0 ========
LIABILITIES & STOCKHOLDERS' EQUITY
Loan from stockholders	$ 400	$ 400
Total Liabilities	400	400
Stockholders' Equity
Common stock, authorized 25,000,000 shares at $.001 par value, issued and outstanding 1,500,000 shares	1,500	1,500
Additional paid-in capital	2,550	2,550
Deficit accumulated during the development stage	(4,450)	(4,450)
Total Stockholders' Equity	(400)	(400)
Total Liabilities and Stockholders' Equity	$ 0 =======	$ 0 ========

The accompanying notes are an integral part of
these financial statements

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

	Six months ending June 30,
	2003 --------------	2002 ------------	From Inception April 20, 200 to June 30, 2003 -----------------
Income	$0	$0	$0
Expenses
General and administrative expenses	400	400	4,450
Total expenses	400	400	4,450
Net loss	(400)	(400)	$(4,450) =======
Retained earnings, beginning of period	(4,050)	(4,050)
Deficit accumulated during the development stage	$(4,450) =======	$(4,450) =======
Earnings ( loss ) per share, assuming dilution: Net loss	$0.00 =======	$0.00 =======	$0.00 =======
Weighted average shares outstanding	1,500,000 =======	1,500,000 =======	1,500,000 =======

The accompanying notes are an integral part of
these financial statements.

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM APRIL 20, 2000 ( Date of Inception ) TO JUNE 30, 2003

	Common Stock		Additional Paid-in Capital -----------	Deficit accumulated during the development stage ---------------	Total -----------
	Shares -----------	Amount -----------

Balance, April 0, 2000	0	$0	$0	$0	$0
Issuance of common stock for services, April 20, 2000
	1,500,000	1,500	0	0	1,500
Contribution of additional capital	0	0	500	0	500
Less net loss	0	0	0	(2,000)	(2,000)
Balance, December 31, 2000	1,500,000	1,500	500	(2,000	0
Contribution of additional capital, Less net loss	0	0	2,050	0	2,050
	0	0	0	(2,050)	(2,050)
Balance, December 31, 2001	1,500,000	1,500	2,550	(4,050)	0
Less net loss	0	0	0	(400)	(400)
Balance, December 31, 2002	1,500,000	1,500	2,550	(4,450)	(400)
Less net loss	0	0	0	0	0
Balance, June 30, 2003	1,500,000 ========	$1,500 =======	$2,550 =======	$(4,450) ========	$(400) =========

The accompanying notes are an integral part of
these financial statements

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

	Six months ending June 30,		From Inception, April 20, 2000, to June 30, 2003 ----------------------
	2003 -----------------------	2002 -----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$(400)	$(400)	$(4,450)
Adjustments to reconcile net loss to cash used by operating activity Issuance of stock for services
	0	0	1,500
Loans from stockholders	400	400	400
NET CASH PROVIDED BY OPERATING ACTIVITIES
	0	0	(2,550)
CASH FLOWS USED BY INVESTING ACTIVITIES
	0	0	0
NET CASH USED BY INVESTING ACTIVITIES
	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	0	0	2,550
NET CASH PROVIDED BY FINANCING ACTIVITIES
	0	0	2,550
NET INCREASE IN CASH	0	0	$0 =======
CASH AT BEGINNING OF PERIOD	0	0
CASH AT END OF PERIOD	$0 =======	$0 =======

SUPPLEMENTAL INFORMATION:

                The Balance Sheet shows $1,500 Common stock, which represents the issue of stock at par value for services.

The accompanying notes are an integral part of
these financial statements.

2THEMAX.COM, INC.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003 AND JUNE 30, 2002

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
JUNE 30, 2003 AND JUNE 30, 2002
(Continued)

NOTE F                  RESCISSION OF COMMON STOCK ISSUANCE

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenues from its planned principal operations through June 30, 2003.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Catherine S. Ratelle, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of 2TheMax.Com, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: September 18, 2003	By: /s/ Catherine S. Ratelle Catherine S. Ratelle, President